Form 10-Q
period 2004-06-30
Petro Distributing, Inc.
filed 2004-08-13
CIK 1289835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 333-115358-03

PETRO DISTRIBUTING, INC.

(Exact name of the registrant as specified in its charter)

Delaware	74-2728449
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6080 Surety Dr. El Paso, Texas	79905
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (915) 779-4711

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 30, 2004, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

PART 1. Financial Information

Item 1. Financial Statements

PETRO DISTRIBUTING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2003	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$—	$156
Due from affiliates	—	2,690

Total current assets	—	2,846

Total assets	$—	$2,846

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$—	$2,772
Accrued expenses and other liabilities	—	74

Total current liabilities	—	2,846

Total liabilities	—	2,846

Stockholder’s equity:
Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	25	25
Additional paid-in capital	975	975
Retained earnings	(1,000)	(1,000)

Total stockholder’s equity	—	—

Total liabilities and stockholder’s equity	$—	$2,846

See accompanying notes to unaudited condensed financial statements.

PETRO DISTRIBUTING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net revenues:
Fuel (including motor fuel taxes)	$—	$9,781	$—	$9,781

Total net revenues	—	9,781	—	9,781
Costs and expenses:
Cost of sales:
Fuel (including motor fuel taxes)	—	9,781	—	9,781

Total costs and expenses	—	9,781	—	9,781

Operating income	—	—	—	—

Net income	$—	$—	$—	$—

See accompanying notes to unaudited condensed financial statements.

PETRO DISTRIBUTING, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN

SHAREHOLDER’S EQUITY

For the Six Months Ended June 30, 2004

(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder’s Equity
Balances, December 31, 2003	$25	$975	$(1,000)	$—
Net income	—	—	—	—

Balances, June 30, 2004	$25	$975	$(1,000)	$—

See accompanying notes to unaudited condensed financial statements.

PETRO DISTRIBUTING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net income	$—	$—
Increase (decrease) from changes in:
Due from affiliates	—	(2,690)
Trade accounts payable	—	2,772
Accrued expenses and other liabilities	—	74

Net cash provided by operating activities	—	156

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net cash used in financing activities	—	—

Net increase in cash and cash equivalents	—	156
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$156

See accompanying notes to unaudited condensed financial statements.

PETRO DISTRIBUTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Company Formation and Description of Business

Petro Distributing, Inc. (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”) and was incorporated December 8, 1994 for the sole purpose of distributing fuel to PSC.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

These unaudited condensed financial statements should be read in conjunction with the balance sheets and notes thereto in the Registration Statement on Form S-4 of PSC, filed with the SEC on June 10, 2004 (the “2003 Financial Statements”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2003 Financial Statements. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the condensed financial position of the Company at December 31, 2003 and June 30, 2004, the condensed results of operations for the three and six months ended June 30, 2003 and 2004, changes in shareholder’s equity for the six months ended June 30, 2004, and the condensed cash flows for the six months ended June 30, 2003 and 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

(3) Reporting Format

The Company started conducting business in the second quarter of 2004, deriving its revenues entirely from the sale of diesel and gasoline fuels to PSC and passes through their costs accordingly.

No provision for income taxes is reflected in the accompanying unaudited condensed financial statements because the Company’s net income is zero due to the fact that it conducts business solely with PSC.

(4) Stockholder’s Equity

The Company is a wholly-owned subsidiary of PSC, which is the sole shareholder of the outstanding common stock of the Company. As the sole shareholder, PSC holds all voting rights and privileges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Item 2 updates, and should be read in conjunction with, the information set forth in the Registration Statement on Form S-4 of Petro Stopping Centers, L.P., filed with the SEC on June 10, 2004 (the “2003 Financial Statements”).

Certain sections of this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk,” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent our expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. In addition to the factors described in this Form 10-Q, important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements include, among others, the following:

•	volatility of fuel prices;

•	availability of fuel;

•	the economic condition of the long-haul trucking industry and the U.S. economy in general;

•	competition from other truck stops, convenience stores, fast food retailers, restaurants, and truck maintenance and repair facilities; and

•	environmental regulations.

All statements, other than statements of historical facts included in this Form 10-Q, may be considered forward-looking statements. The forward-looking statements are included in, without limitation, “—Transactions with Related-Parties,” “—Liquidity and Capital Resources,” and “—Results of Operations”. In addition, in the preparation of the financial statements, we make various estimates and assumptions that are by their nature forward-looking statements.

Reporting Format

We were created for the sole purpose of distributing fuel to our parent company, Petro Stopping Centers, L.P. (“PSC”). We started conducting business in the second quarter of 2004, deriving our revenues entirely from the sale of diesel and gasoline fuels to PSC and passes through our costs accordingly.

No provision for income taxes is reflected in the accompanying unaudited condensed financial statements because our net income is zero due to the fact that we conduct business solely with PSC.

Transaction with Related-Parties

We conduct business solely with PSC.

Liquidity and Capital Resources

We derive our revenues entirely from the sale of diesel and gasoline fuels to PSC.

Results of Operations

We have no net income due to the fact that we pass through our costs to PSC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

As of June 30, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Treasurer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There has been no change in our internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 10 of this Quarterly Report.

(b)	The Registrant filed no report on Form 8-K during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO DISTRIBUTING, INC. (Registrant)

Date: August 13, 2004	By:	/s/ Edward Escudero
Edward Escudero
Treasurer
(On behalf of Registrant and as Registrant’s
Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1(a)	Certificate of Incorporation.

3.2(a)	Bylaws.

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-4 (Registration No. 333-115358), filed on June 10, 2004.

*	Filed herewith