Form 10-Q
period 2004-09-30
Petro Distributing, Inc.
filed 2004-11-10
CIK 1289835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 30, 2004, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The registrant, Petro Distributing, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

PART I. Financial Information

Item 1. Financial Statements

PETRO DISTRIBUTING, INC.

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2003	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$—	$156,000
Due from affiliates	—	3,476,000

Total current assets	—	3,632,000

Total assets	$—	$3,632,000

Liabilities and Stockholder’s Equity
Current liabilities:
Trade accounts payable	$—	$3,535,000
Accrued expenses and other liabilities	—	97,000

Total current liabilities	—	3,632,000

Total liabilities	—	3,632,000

Stockholder’s equity:
Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	25	25
Additional paid-in capital	975	975
Retained earnings	(1,000)	(1,000)

Total stockholder’s equity	—	—

Total liabilities and stockholder’s equity	$—	$3,632,000

See accompanying notes to unaudited condensed financial statements.

PETRO DISTRIBUTING, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues from affiliates:
Fuel (including motor fuel taxes)	$—	$14,726,000	$—	$24,507,000

Total net revenues	—	14,726,000	—	24,507,000
Costs and expenses:
Cost of sales:
Fuel (including motor fuel taxes)	—	14,726,000	—	24,507,000

Total costs and expenses	—	14,726,000	—	24,507,000

Operating income	—	—	—	—

Net income	$—	$—	$—	$—

See accompanying notes to unaudited condensed financial statements.

PETRO DISTRIBUTING, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN

SHAREHOLDER’S EQUITY

For the Nine Months Ended September 30, 2004

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder’s Equity
Balances, December 31, 2003	$25	$975	$(1,000)	$—
Net income	—	—	—	—

Balances, September 30, 2004	$25	$975	$(1,000)	$—

See accompanying notes to unaudited condensed financial statements.

PETRO DISTRIBUTING, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$—	$—
Increase (decrease) from changes in:
Due from affiliates	—	(3,476,000)
Trade accounts payable	—	3,535,000
Accrued expenses and other liabilities	—	97,000

Net cash provided by operating activities	—	156,000

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Net cash used in financing activities	—	—

Net increase in cash and cash equivalents	—	156,000
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$156,000

See accompanying notes to unaudited condensed financial statements.

PETRO DISTRIBUTING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1) Company Formation and Description of Business

Petro Distributing, Inc. (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”) and was incorporated December 8, 1994. The Company was formed for the sole purpose of distributing fuel to PSC in certain geographic locations at prices lower than PSC can obtain.

The Company began conducting business in the second quarter of 2004 and currently derives all of its revenues from the sale of diesel and gasoline fuels to PSC.

The Company’s fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $5.2 million and $9.2 million for the three and nine months ended September 30, 2004, respectively.

(2) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

These unaudited condensed financial statements should be read in conjunction with the Company’s balance sheets and notes thereto in the Registration Statement on Form S-4 of PSC, filed with the SEC on June 10, 2004 (the “2003 Financial Statements”). Capitalized terms used in this report and not defined herein have the meanings ascribed to such terms in the 2003 Financial Statements. In the opinion of management of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the condensed financial position of the Company at December 31, 2003 and September 30, 2004, the condensed results of operations for the three and nine months ended September 30, 2003 and 2004, changes in shareholder’s equity for the nine months ended September 30, 2004, and the condensed cash flows for the nine months ended September 30, 2003 and 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full calendar year.

(3) Stockholder’s Equity

The Company is a wholly-owned subsidiary of PSC, the sole shareholder of the outstanding common stock of the Company. As the sole shareholder, PSC holds all voting rights and privileges.

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

Reporting Format

We are a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”) and were incorporated on December 8, 1994. We were formed for the sole purpose of distributing fuel to PSC in certain geographic locations at prices lower than PSC can obtain.

We began conducting business in the second quarter of 2004 and currently derive all of our revenues from the sale of diesel and gasoline fuels to PSC.

Our fuel revenues and related cost of sales include a significant amount of federal and state motor fuel taxes. Such taxes were $5.2 million and $9.2 million for the three and nine months ended September 30, 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

As of September 30, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our President and our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and our Treasurer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There has been no change in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities Exchange Act of 1934 Rules 13a-15 or 15d-15, during the quarterly period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 6. Exhibits

31.1	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2	Treasurer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO DISTRIBUTING, INC.
(Registrant)

Date: November 9, 2004	By:	/s/ Edward Escudero
Edward Escudero
Treasurer
(On behalf of Registrant and as Registrant’s Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1 (a)	Certificate of Incorporation.

3.2 (a)	Bylaws.

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-4 (Registration No. 333-115358), filed on June 10, 2004.
*	Filed herewith