Form 10-K
period 2004-12-31
Petro Distributing, Inc.
filed 2005-03-31
CIK 1289835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 333-115358-03

PETRO DISTRIBUTING, INC.

(Exact name of each registrant as specified in its charter)

Delaware	74-2728449
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification No.)

6080 Surety Drive El Paso, Texas	79905
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (915) 779-4711

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2004, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The registrant, Petro Distributing, Inc., meets the conditions set forth in the General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

Forward Looking Statements

Certain sections of this Form 10-K, including “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. In addition to the factors described in this Form 10-K, important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements include, among others, the following:

•	volatility of fuel prices;

•	availability of fuel;

•	the economic condition of the long-haul trucking industry and the U.S. economy in general; and

•	environmental regulations.

All statements, other than statements of historical facts included in this Form 10-K, may be considered forward-looking statements.

PART I

Item 1. Business

General

We are a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”), incorporated on December 8, 1994 for the sole purpose of distributing fuel to PSC in certain geographic locations at prices lower than PSC can obtain.

We began conducting business in the second quarter of 2004 and currently derive all of our revenues from the sale of diesel and gasoline fuels to PSC.

PSC files with the Securities and Exchange Commission the reports it is required to file pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934. For information regarding PSC and its business and financial results, reference is made to PSC’s Annual Report on Form 10-K for 2004, a copy of which is filed as Exhibit 99 to this Annual Report.

Item 2. Properties

None

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market of Registrant’s Common Equity and Related Stockholder Matters

We are a wholly-owned subsidiary of PSC. Consequently, there is no established trading market for our equity. As the sole shareholder, PSC holds all voting rights and privileges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reporting Format

We derive all of our revenues from the sale of diesel and gasoline fuels to PSC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None

Item 8. Financial Statements and Supplementary Data

PETRO DISTRIBUTING, INC.

BALANCE SHEETS

	December 31, 2003	December 31, 2004
Assets

Current assets:
Due from affiliates	$—	$2,271,147

Total current assets	—	2,271,147

Total assets	$—	$2,271,147

Liabilities and Shareholder’s Equity

Current liabilities:
Trade accounts payable	$—	$1,970,115
Accrued expenses and other liabilities	—	301,032

Total current liabilities	—	2,271,147

Total liabilities	—	2,271,147

Shareholder’s equity:
Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	25	25
Additional paid-in capital	975	975
Retained earnings	(1,000)	(1,000)

Total shareholder’s equity	—	—

Total liabilities and shareholder’s equity	$—	$2,271,147

See accompanying notes to financial statements.

PETRO DISTRIBUTING, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003	Year Ended December 31, 2004
Net revenues from affiliates:
Fuel	$—	$41,877,683

Total net revenues	—	41,877,683

Costs and expenses:
Cost of sales:
Fuel	—	41,877,683

Total costs and expenses	—	41,877,683

Operating income	—	—

Net income	$—	$—

See accompanying notes to financial statements.

PETRO DISTRIBUTING, INC.

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder’s Equity
Balances, December 31, 2002	$25	$975	$(1,000)	$—
Net income	—	—	—	—

Balances, December 31, 2003	25	975	(1,000)	—
Net income	—	—	—	—

Balances, December 31, 2004	$25	$975	$(1,000)	$—

See accompanying notes to financial statements.

PETRO DISTRIBUTING, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2004
Cash flows from operating activities:
Net income	$—	$—
Increase (decrease) from changes in:
Due from affiliates	—	(2,271,147)
Trade accounts payable	—	1,970,115
Accrued expenses and other liabilities	—	301,032

Net cash provided by operating activities	—	—

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

See accompanying notes to financial statements.

PETRO DISTRIBUTING, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Company Formation and Description of Business

Company Formation

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accounts of the Company are included in the December 31, 2004 consolidated financial statements of PSC, which are included in PSC’s Annual Report on Form 10-K for the year ended December 31, 2004, a copy of which is filed as Exhibit 99 to this Annual Report. In the opinion of management of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company at December 31, 2003 and 2004, the results of operations and cash flows for the year ended December 31, 2004, and the statement of changes in shareholder’s equity for the twelve months ended December 31, 2004.

Trade Accounts Payable

The Company recognizes payables from the purchase of diesel and gasoline fuels from third-party vendors at the time delivery has occurred and services have been performed.

Accrued Expenses and Other Liabilities

Certain motor fuel taxes are collected from PSC and remitted to governmental agencies by the Company.

Revenue Recognition

The Company recognizes revenue from the sale of diesel and gasoline fuels to PSC at the time delivery has occurred and services have been performed.

(3) Shareholder’s Equity

The Company is a wholly-owned subsidiary of PSC. As the sole shareholder, PSC holds all voting rights and privileges.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Petro Distributing, Inc.:

We have audited the accompanying balance sheets of Petro Distributing, Inc. (a Delaware corporation) as of December 31, 2004 and 2003, and the related statements of operations, changes in shareholder’s equity and cash flows for each of the years in the two-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro Distributing, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

El Paso, Texas

March 14, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of December 31, 2004, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us which is required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting in connection with the evaluation required by paragraph (d) of the Securities and Exchange Act of 1934 Rules 13a-15 or 15d-15 during the fourth fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 14. Principal Accounting Fees and Services

Audit Fees. There were no audit fees billed by KPMG LLP for the year ended December 31, 2003. Due to the requirement for audited financials statements and notes during 2004, the related audit fees billed by KPMG LLP for the year ended December 31, 2004 was approximately $13,500, all of which were paid by PSC.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2003 and 2004.

Tax Fees. There were no tax fees billed by KPMG LLP for the years ended December 31, 2003 and 2004.

All Other Fees. There were no other fees billed by KPMG LLP for the years ended December 31, 2003 and 2004.

Pre-approval Policies and Procedure. As the Company does not have an audit committee, there are no policies and procedures of such a committee to be disclosed.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial statements

The following financial statements of the Company are included in Part II, Item 8 of this report:

The accounts of the Company are included in the December 31, 2004 consolidated financial statements of PSC, which are included in PSC’s Annual Report on Form 10-K for the year ended December 31, 2004, a copy of which is filed as Exhibit 99 to this Annual Report.

2.	Financial statements schedule and supplementary information required to be submitted.

None

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3.	and (b) Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on page 12 of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO DISTRIBUTING, INC.
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
President and Director
(On behalf of Registrant and as Registrant’s
Principal Executive Officer)

Date: March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Distributing, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J.A. Cardwell, Sr. (J.A. Cardwell, Sr.)	President and Director (Principal Executive Officer)	March 29, 2005

/s/ Edward Escudero (Edward Escudero)	Treasurer (Principal Financial Officer and Chief Accounting Officer)	March 29, 2005

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy material to its shareholder.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.01 (a)	Certificate of Incorporation.

3.02 (a)	Bylaws.

10.01 (b)	Revolving Credit and Term Loan Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto.

10.02 (b)	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.03 (b)	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro, Inc., as Guarantors, and The Bank of New York, as Trustee, relating to Petro Stopping Centers, L.P.’s $225 million aggregate principal amount 9% Senior Secured Notes due 2012.

10.04 (c)	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer.

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 29, 2005.

(a)	Incorporated by reference to Petro Stopping Centers, L.P.’s and Petro Financial Corporation’s Registration Statement on Form S-4 (Registration No. 333-115358), filed on June 10, 2004.
(b)	Incorporated by reference to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004.
(c)	Incorporated by reference to Petro Distributing, Inc.’s Current Report on Form 8-K, filed on January 27, 2005.
*	Filed herewith.