Form 10-K
period 2005-12-31
Petro Distributing, Inc.
filed 2006-03-30
CIK 1289835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 333-115358-03

PETRO DISTRIBUTING, INC.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of December 31, 2005, the number of shares outstanding of the registrant’s only class of common stock was 2,500.

The registrant, Petro Distributing, Inc., meets the conditions set forth in the General Instruction (I)(1) of Form 10-K and is therefore filing this form with reduced disclosure format.

Forward Looking Statements

Certain sections of this Annual Report on Form 10-K (this “Form 10-K”), including “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent management’s expectations or beliefs concerning future events that involve risks and uncertainties. These statements may be accompanied by words such as “believe,” “intend,” “estimate,” “may,” “could,” “project,” “anticipate,” “expect,” or “predict,” that convey the uncertainty of future events or outcomes. These statements are based on assumptions that we believe are reasonable; however, many important factors could cause our actual results in the future to differ materially from the results referred to in the forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these risks are described below in Item 1A, “Risk Factors.” These risk factors should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

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

We began conducting business in the second quarter of 2004 and currently derive all of our revenues from the sale of diesel and gasoline fuels to PSC at a per load management fee.

During 2005, we began charging PSC a management fee. For the year ended December 31, 2005, this fee was approximately $17,870.

PSC files with the Securities and Exchange Commission (the “SEC”) the reports it is required to file pursuant to the rules and regulations promulgated under the Exchange Act. For information regarding PSC and its business and financial results, reference is made to PSC’s Annual Report on Form 10-K for the year ended December 31, 2005 (“PSC’s 2005 Form 10-K”), a copy of which is filed as Exhibit 99 to this Form 10-K.

Item 1A. Risk Factors

We may not be able to distribute fuel to PSC at prices lower than PSC can obtain.

We are a wholly-owned subsidiary of PSC and were formed for the sole purpose of distributing fuel to PSC in certain geographic locations at prices lower than PSC can obtain. Although it is not possible to predict all of the risks that may affect our ability to provide this service to PSC, these risks may include, but are not limited to:

•	volatility of fuel prices;

•	availability of fuel;

•	the economic condition of the long-haul trucking industry and the U.S. economy in general; and

•	environmental regulations.

As our sole purpose is to act as a distributor to PSC, our inability to distribute fuel to PSC at lower prices than PSC may otherwise obtain would adversely affect our revenues and financial position.

For more information regarding PSC and the risk factors related to its financial condition, business, and the industry in which PSC operates, reference is made to PSC’s 2005 Form 10-K, a copy of which is filed as Exhibit 99 to this Form 10-K.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

None

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market of Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of PSC. Consequently, there is no established public trading market for our equity. As the sole shareholder, PSC holds all voting rights and privileges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reporting Format

We derive all of our revenues from the sale of diesel and gasoline fuels to PSC at a per load management fee. For the year ended December 31, 2005, this fee was approximately $17,870.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

None

Item 8. Financial Statements and Supplementary Data

PETRO DISTRIBUTING, INC.

BALANCE SHEETS

	December 31, 2004	December 31, 2005

Assets

Current assets:
Due from affiliates	$2,271,147	$3,300,463

Total current assets	2,271,147	3,300,463

Total assets	$2,271,147	$3,300,463

Liabilities and Shareholder’s Equity

Current liabilities:
Trade accounts payable	$1,970,115	$3,116,950
Accrued expenses and other liabilities	301,032	168,930

Total current liabilities	2,271,147	3,285,880

Total liabilities	2,271,147	3,285,880

Shareholder’s equity:
Common stock, $.01 par value: 10,000 shares authorized; 2,500 shares issued and outstanding	25	25
Additional paid-in capital	975	975
Retained earnings	(1,000)	13,583

Total shareholder’s equity	—	14,583

Total liabilities and shareholder’s equity	$2,271,147	$3,300,463

See accompanying notes to financial statements.

PETRO DISTRIBUTING, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005
Net revenues from affilates:
Fuel	$—	$41,877,683	$108,562,293
Non-fuel	—	—	17,870

Total net revenues	—	41,877,683	108,580,163
Costs and expenses:
Cost of sales:
Fuel	—	41,877,683	108,562,293
Operating expenses	—	—	2,022

Total costs and expenses	—	41,877,683	108,564,315

Income before taxes	—	—	15,848
Income tax expense	—	—	1,265

Net income	$—	$—	$14,583

See accompanying notes to financial statements.

PETRO DISTRIBUTING, INC.

STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder’s Equity
Balances, December 31, 2002	$25	$975	$(1,000)	$—
Net income	—	—	—	—

Balances, December 31, 2003	25	975	(1,000)	—
Net income	—	—	—	—

Balances, December 31, 2004	25	975	(1,000)	—
Net income	—	—	14,583	14,583

Balances, December 31, 2005	$25	$975	$13,583	$14,583

See accompanying notes to financial statements.

PETRO DISTRIBUTING, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005

Cash flows from operating activities:
Net income	$—	$—	$14,583
Increase (decrease) from changes in:
Due from affiliates	—	(2,271,147)	(1,029,316)
Trade accounts payable	—	1,970,115	1,146,835
Accrued expenses and other liabilities	—	301,032	(132,102)

Net cash provided by operating activities	—	—	—

Net increase in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—

See accompanying notes to financial statements.

PETRO DISTRIBUTING, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Company Formation and Description of Business

Petro Distributing, Inc. (the “Company”) is a wholly-owned subsidiary of Petro Stopping Centers, L.P. (“PSC”) and was incorporated on December 8, 1994. The Company was formed for the sole purpose of distributing fuel to PSC in certain geographic locations at prices lower than PSC can obtain.

The Company began conducting business in the second quarter of 2004 and currently derives all of its revenues from the sale of diesel and gasoline fuels to PSC at a per load management fee. During 2005, this fee was approximately $17,870.

(2) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

The accounts of the Company are included in the December 31, 2005 consolidated financial statements of PSC, which are included in PSC’s Annual Report on Form 10-K for the year ended December 31, 2005, a copy of which is filed as Exhibit 99 to this Form 10-K.

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

(3) Related-Party Transactions

The Company is a wholly-owned subsidiary of PSC and was formed for the sole purpose of distributing fuel to PSC in certain geographic locations at prices lower than PSC can obtain. As of December 31, 2004 and 2005, all of the current amounts due from affiliates of $2,271,147 and $3,300,463, respectively, and all of the revenues from affiliates of $41,877,683 and $108,580,163 for the years ended December 31, 2004 and 2005, respectively, relate to the sale of diesel and gasoline fuels to PSC at a per load management fee.

(4) Shareholder’s Equity

The Company is a wholly-owned subsidiary of PSC. As the sole shareholder, PSC holds all voting rights and privileges.

(5) Income Taxes

As of December 31, 2004, the Company had net operating loss (“NOL”) carryforwards of $4,591 and $2,975 for the years ending December 31, 1995 and 1996, respectively. These NOLs would expire in 15 years following the year of the

(continued)

PETRO DISTRIBUTING, INC.

NOTES TO FINANCIAL STATEMENTS

loss. The income tax benefit received from such losses was estimated to be $1,135. Management had a valuation allowance for the full benefit amount for the year ended December 31, 2004. For the year ended December 31, 2005, the Company had management fee income received from PSC, which resulted in income taxes of $2,400. The Company has applied its estimated benefit from net operating losses to the current year income taxes and reversed the related valuation allowance, resulting in an income tax expense of $1,265 for the year ending December 31, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Petro Distributing, Inc.:

We have audited the accompanying balance sheets of Petro Distributing, Inc. (a Delaware corporation) as of December 31, 2005 and 2004, and the related statements of operations, changes in shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petro Distributing, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

El Paso, Texas

March 29, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of December 31, 2005, we completed an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act during the fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 14. Principal Accounting Fees and Services

Audit Fees. Due to the requirement for audited financials statements and notes during 2004 and 2005, the related audit fees billed by KPMG LLP were approximately $13,500 and $15,000 for the years ended December 31, 2004 and 2005, respectively, all of which were paid by PSC.

Audit-Related Fees. There were no audit-related fees billed by KPMG LLP for the years ended December 31, 2004 and 2005.

Tax Fees. The aggregate tax fees billed by KPMG LLP were approximately $2,500 for each of the years ended December 31, 2004 and 2005, all of which were paid by PSC. These fees were for professional services rendered for tax compliance.

All Other Fees. There were no other fees billed by KPMG LLP for the years ended December 31, 2004 and 2005.

Pre-approval Policies and Procedures. As the Company does not have an audit committee, there are no policies and procedures of such a committee to be disclosed.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

1.	Financial statements

The following financial statements of the Company are included in Part II, Item 8 of this Form 10-K:

The accounts of the Company are included in the December 31, 2005 consolidated financial statements of PSC, which are included in PSC’s 2005 Form 10-K, a copy of which is filed as Exhibit 99 to this Form 10-K.

2.	Financial statement schedules and supplementary information required to be submitted.

None

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the audited consolidated financial statements or notes thereto.

3.	and (b) Exhibits

Incorporated herein by reference is a list of Exhibits contained in the Exhibit Index on pages 13 through 14 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETRO DISTRIBUTING, INC.
(Registrant)

By:	/s/ J.A. Cardwell, Sr.
J.A. Cardwell, Sr.
President and Director
(On behalf of Registrant and as Registrant’s Principal Executive Officer)

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Petro Distributing, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J.A. Cardwell, Sr.	President and Director	March 30, 2006
(J.A. Cardwell, Sr.)	(Principal Executive Officer)

/s/ James A. Cardwell, Jr.	Vice President and Director	March 30, 2006
(James A. Cardwell, Jr.)

/s/ Edward Escudero	Treasurer and Secretary	March 30, 2006
(Edward Escudero)	(Principal Financial Officer
and Chief Accounting Officer)

/s/ Larry J. Zine	Director	March 30, 2006
(Larry J. Zine)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent and will not send an annual report or proxy material to its shareholder.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation of Petro Distributing, Inc., incorporated by reference to Exhibit 3.11 to Petro Stopping Centers, L.P.’s Registration Statement on Form S-4, filed on May 10, 2004 (File No. 333-115358).

3.2	Bylaws of Petro Distributing, Inc., incorporated by reference to Exhibit 3.12 to Petro Stopping Centers, L.P.’s Registration Statement on Form S-4, filed on May 10, 2004 (File No. 333-115358).

4.1	Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, and Petro Distributing, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.9 to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

4.2	First Supplemental Indenture, dated as of February 9, 2004, by and among Petro Stopping Centers, L.P. and Petro Financial Corporation, as Issuers, Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro, Inc., as Guarantors, and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

10.1	Credit Agreement, dated February 9, 2004, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, Bank of America, N.A., as Syndication Agent, and the other lenders party thereto, incorporated by reference to Exhibit 4.8 to Petro Stopping Centers, L.P.’s Current Report on Form 8-K, filed on February 23, 2004 (File No. 001-13018).

10.2	First Amendment to Credit Agreement, entered into as of January 21, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, incorporated by reference to Exhibit 10.01 to our Current Report on Form 8-K, filed on January 27, 2005 (File No. 333-115358-03).

10.3	Second Amendment to Credit Agreement, entered into as of July 26, 2005, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent, and L/C Issuer, incorporated by reference to Exhibit 4.06 to Petro Stopping Centers, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 001-13018).

10.4	Third Amendment and Consent Relating to Credit Agreement, entered into as of February 3, 2006, among Petro Stopping Centers, L.P., Petro Stopping Centers Holdings, L.P., Petro Holdings Financial Corporation, Petro Distributing, Inc., and Petro Financial Corporation, the Lenders, and Wells Fargo Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, incorporated by reference to Exhibit 10.06 to our Current Report on Form 8-K, filed on February 15, 2006 (File No. 333-115358-03).

31.1*	President and Director’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

31.2*	Treasurer and Secretary’s Certification pursuant to Rule 13a-14(a) or 15d-14(a).

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Petro Stopping Centers, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 30, 2006.

*	Filed herewith.